Form 10-K
period 2025-03-31
Nissan Auto Receivables 2023-A Owner Trust
filed 2025-06-27
CIK 1971902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

(b) The exhibits filed in response to Item 601 of Regulation S-K.

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Certificate of Conversion to Limited Liability Company of Nissan Auto Receivables Company II LLC (“NARC II LLC”) (incorporated by reference to Exhibit 3.1 of Form 8-K, dated April 7, 2021, and filed by NARC II LLC with the Securities and Exchange Commission (the “SEC”) on April 7, 2021, File No. 333-229287-04)

3.2	Certificate of Formation of NARC II LLC (incorporated by reference to Exhibit 3.2 of Form 8-K, dated April 7, 2021, and filed by NARC II LLC with the SEC on April 7, 2021, File No. 333-229287-04)

3.3	Limited Liability Company Agreement of NARC II LLC, dated as of April 1, 2021, entered into by Nissan Motor Acceptance Company LLC (“NMAC”), as the sole equity member, and Kevin P. Burns and Cheryl A. Lawrence, as independent managers (incorporated by reference to Exhibit 3.3 of Form 8-K, dated April 7, 2021, File No. 333-229287-04)

4.1	Indenture, dated as of April 26, 2023, by and between the Issuing Entity and U.S. Bank Trust Company, National Association (“U.S. Bank”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 27, 2023, File No. 333-255899-04)

10.1	Purchase Agreement, dated as of April 26, 2023, by and between NARC II LLC, as purchaser, and NMAC, as seller (incorporated by reference to Exhibit 10.1 of Form 8-K, dated April 27, 2023, File No. 333-255899-04)

10.2	Sale and Servicing Agreement, dated as of April 26, 2023, by and among the Issuing Entity, NARC II LLC, as seller, NMAC, as servicer, and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, dated April 27, 2023, File No. 333-255899-04)

10.3	Administration Agreement, dated as of April 26, 2023, by and among the Issuing Entity, NMAC, as administrator, the Indenture Trustee and Wilmington Trust, National Association, as owner trustee (the “Owner Trustee”) (incorporated by reference to Exhibit 10.3 of Form 8-K, dated April 27, 2023, File No. 333-255899-04)

10.4	Asset Representations Review Agreement, dated as of April 26, 2023, by and among the Issuing Entity, NMAC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.4 of Form 8-K, dated April 27, 2023, File No. 333-255899-04)

10.5	Amended and Restated Trust Agreement, dated as of April 26, 2023, by and between NARC II LLC, as depositor, the Owner Trustee and U.S. Bank, as certificate registrar and paying agent (incorporated by reference to Exhibit 10.5 of Form 8-K, dated April 27, 2023, File No. 333-255899-04)

10.6	Securities Account Control Agreement, dated as of April 26, 2023, among the Issuing Entity, NMAC, as servicer, U.S. Bank, as the secured party, and U.S. Bank National Association, as intermediary (incorporated by reference to Exhibit 10.6 of Form 8-K, dated April 27, 2023, File No. 333-255899-04)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)

33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Company LLC

33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association and U.S. Bank Trust Company, National Association)

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) relating to NMAC

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) relating to U.S. Bank National Association and U.S. Bank Trust Company, National Association

35.1	Servicer Compliance Statement of Nissan Motor Acceptance Company LLC

(c) Not applicable.

Item 16.	Form 10-K Summary.

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

Date: June 27, 2025